Form 10-Q
period 1993-12-31
BANCFLORIDA FINANCIAL CORP
filed 1994-02-14
CIK 719146

UNITED STATES

                                   SECURITIES AND EXCHANGE COMMISSION

                                         Washington, D. C. 20549

                                              FORM 10-Q

            (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1993



            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                    to

            Commission file number: 1-8515

                              BANCFLORIDA FINANCIAL CORPORATION
                      (Exact name of registrant as specified in its charter)


           Delaware                                           59-2265850
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)

                                 5801 Pelican Bay Boulevard
                                      Naples, Florida 33963
                             (Address of principal executive offices)
                                            (Zip Code)

                                          (813)  597-1611
                       (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, February 8, 1994.

     $.01 par value of common stock                    3,701,611 shares
              (class)                                   (outstanding)

                     BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
                       FORM 10-Q FOR QUARTER ENDED DECEMBER 31, 1993
                                          INDEX


PART I - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS:                       PAGE NUMBERS

          Condensed Consolidated Balance Sheets                    2

          Condensed Consolidated Statements of Income              3

          Condensed Consolidated Statements of Cash Flows          4

          Notes to Condensed Consolidated Financial Statements     5

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                     OF OPERATIONS                                 8

PART II - OTHER INFORMATION
     ITEM 5.   Other Information                                  19
     ITEM 6.   Exhibits and Reports on Form 8-K                   19

SIGNATURES                                                        20

                                    PART I-FINANCIAL INFORMATION
                         BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
                                  Condensed Consolidated Balance Sheets
                                            (In thousands)


         Assets                                                                December 31,     September 30,
                                                                                  1993               1993

         Cash (including interest bearing deposits of $32,237 and $8,007).    $     77,800      $     47,056
         Federal funds sold...............................................             279                 -
         Trading securities - FNMA mortgage-backed securities.............           8,255            17,297

         Assets available for sale:
           Securities.....................................................         246,480           296,589
           Loans (aggregate fair values of $104,296 and $108,519).........         103,638           106,412
         Securities held to maturity (aggregate fair values of $217,818

           and $220,312)..................................................         219,923           220,846
         Loans receivable, (net of allowance for loan losses of $22,472
           and $26,701)...................................................         720,647           718,313

         Investments in real estate.......................................          64,023            58,952
         Office properties and equipment..................................          38,331            37,173
         Accrued interest receivable, net.................................           7,760             8,728

         Federal Home Loan Bank stock.....................................          15,432            15,250
         Other assets (including costs in excess of fair value of net
           assets acquired of $2,562 and $2,713)..........................          24,507            24,017
                                                                              $  1,527,075      $  1,550,633

                                                                              ============      ============

         Liabilities and Stockholders' Equity


         Deposit accounts (including non-interest bearing deposits of
           $96,882 and $83,096)...........................................    $  1,200,776      $  1,142,197

         Due to banks.....................................................               -             3,894
         Advances from Federal Home Loan Bank.............................         207,000           273,000
         Other borrowings.................................................          23,417            23,334
         Current income taxes payable.....................................             906             1,562

         Deferred income..................................................             907               893
         Advance payments by borrowers for taxes and insurance............           4,839            14,483
         Other liabilities................................................          11,987            14,940

           Total liabilities..............................................       1,449,832         1,474,303
         Stockholders' equity:
           Preferred stock $.01 par value; 2,000,000 authorized
             shares: 1,138,000 shares issued and outstanding..............              11                11

           Common stock $.01 par value; 16,000,000 authorized shares:
              shares issued and outstanding:  3,615,370 at December 31,
              1993; 3,549,870 at September 30, 1993........................              36                35
           Additional paid-in capital.....................................          70,395            69,929

           Retained earnings..............................................           9,003             7,795
           Unrealized loss on securities available for sale, net..........          (1,178)             (431)
           Employee stock ownership plan obligation.......................          (1,024)           (1,009)

 Total stockholders' equity...................................                      77,243            76,330
                                                                               $ 1,527,075      $  1,550,633
                                                                               ===========      ============

See accompanying notes to condensed consolidated financial statements.

                    BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES

                        Condensed Consolidated Statements of Income
                        (Dollars in thousands, except per share data)


                                                                           Three Months Ended
                                                                              December 31,
     Interest income:                                                      1993          1992

        Mortgage loans .............................................    $    13,460    $    14,173
        Other loans.................................................          3,043          3,447
        Mortgage-backed and related securities......................          6,669          7,272
        Investments and deposits....................................            283            547
          Total interest income.....................................         23,455         25,439

     Interest expense:
        Deposit accounts, net.......................................         11,843         13,652
        Short-term borrowings.......................................          1,442            640
        Long-term borrowings........................................          2,102          2,887
          Total interest expense....................................         15,387         17,179

          Net interest income.......................................          8,068          8,260
        Provision for loan losses...................................            275          2,672
          Net interest income after provision for loan losses.......          7,793          5,588
     Other income:
        Unrealized gain on trading securities.......................            233              -

        Gain (loss) on sale of mortgage-backed securities...........            597           (167)
        Gain on sale of loans.......................................              -            105
        Service charges on deposit accounts.........................          1,613          1,428
        Loan servicing fees (expense)...............................            (36)           139
        Other.......................................................            469            481

          Total other income........................................          2,876          1,986
     Other expenses:
         Compensation and benefits..................................          4,296          4,308
         Real estate operations, net................................         (1,396)        (3,289)
         Occupancy..................................................          1,745          2,532

         Advertising and promotion..................................            366            221
         Federal insurance premium..................................            978            766
         Data processing............................................            426            422
         Other......................................................          1,901          2,175
           Total other expenses.....................................          8,316          7,135

          Income before income tax expense and cumulative effect of
             accounting change......................................          2,353            439
         Income tax expense.........................................            842            181
           Income before cumulative effect of accounting change.....          1,511            258
         Cumulative effect of accounting change.....................              -          7,327
           Net income...............................................    $     1,511    $     7,585
                                                                        ===========    ===========

     Primary earnings per share:
        Income before cumulative effect of accounting change........    $      0.32    $      0.02
        Cumulative effect of accounting change......................              -           1.98
          Net income................................................    $      0.32    $      2.00
                                                                        ===========    ===========

        Average common and common equivalent shares outstanding.....      3,793,270      3,639,057
                                                                        ===========    ===========
     Fully diluted earnings per share:
        Income before cumulative effect of accounting change........    $      0.31    $      0.07
        Cumulative effect of accounting change......................              -           1.25

          Net income................................................    $      0.31    $      1.32
                                                                        ===========    ===========
        Average shares outstanding..................................      5,643,477      5,904,012
                                                                       ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                       BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
                         Condensed Consolidated Statements of Cash Flows
                                       (In thousands)

                                                           Three Months Ended
                                                              December 31,
                                                           1993            1992
Cash flows from operating activities:

  Net income........................................   $      1,511    $      7,585
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Cumulative effect of accounting change..........              -          (7,327)
    Provision for losses on loans and investments
      in real estate................................            363           4,713

    (Gain) loss on sale of mortgage-backed
      securities....................................           (597)            167
    Gain on sale of loans...........................              -            (105)
    Unrealized gain on trading securities...........           (233)              -
    Net gain on sale of real estate, property and
      equipment.....................................           (325)         (3,351)
    Depreciation expense............................            668             698
    Amortization and accretion......................          1,078             745

  Decrease in accrued interest receivable...........            968             599
  (Increase) decrease in other assets...............           (331)          1,618
  Increase in current income taxes payable..........           (466)           (887)
  Increase (decrease) in deferred income............             31            (122)
  Decrease in other liabilities.....................        (12,163)         (5,790)
      Net cash used by operating activities.........         (9,496)         (1,457)

Cash flows from investing activities:
  Proceeds from sales of loans and mortgage-backed
    securities available for sale...................         85,809         298,046
  Decrease in loans available for sale..............          3,584             577
  Net increase in loans receivable..................        (47,663)        (45,695)
  Purchase of mortgage-backed securities............        (30,375)       (277,819)
  Repayments of mortgage-backed securities..........         41,714          29,788
  Purchase of other securities......................            (22)              -
  Purchase of Federal Home Loan stock...............           (182)           (850)
  Decrease in real estate...........................            502           1,661
  Increase in property and equipment................         (1,755)           (544)
     Net cash provided by investing activities......         51,612           5,164

Cash flows from financing activities:
  Net increase in transaction deposit accounts......   $     46,519    $     39,749
  Net increase(decrease) in certificates of deposit.         12,060          (5,322)
  Repayments of Federal Home Loan Bank advances.....       (202,000)       (115,000)
  Borrowings of Federal Home Loan Bank advances.....        136,000         105,000
  Repayment of other borrowings.....................             (5)            (70)
  Increase in short-term borrowings.................             79             174
  Decrease in due to banks..........................         (3,894)              -
  Proceeds from stock options exercised.............            467              15
  Cash dividends paid on cumulative convertible
    preferred stock.................................           (304)              -
  Increase in employee stock ownership plan
    obligation......................................            (15)            (34)
      Net cash provided (used) by financing
        activities..................................        (11,093)         24,512
        Net increase in cash and cash equivalents...         31,023          28,219
        Cash and cash equivalents at beginning
          of period.................................         47,056          25,812
        Cash and cash equivalents at end of period..   $     78,079    $     54,031
                                                       ============    ============

See accompanying notes to condensed consolidated financial statements.

                  BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions on Form 10-Q and, therefore, do not necessarily include information or footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management of BancFlorida Financial Corporation (the "Company" or "BFL"), all adjustments which are necessary for a fair presentation have been included and are of a normal, recurring nature. The results of operations for the three months ended December 31, 1993 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended September 30, 1993.

Note B - Reclassification

Certain amounts in the December 31, 1992 condensed consolidated statement of income have been reclassified to conform to the December 31, 1993 presentation.

Note C - Assets Available for Sale

Due to the implementation of Statement of Financial Accounting Standard ("FAS") 115 "Accounting for Certain Investments in Debt and Equity Securities", securities available for sale are recorded at fair value; loans available for sale are recorded at the lower of amortized cost or fair value. The Company's assets available for sale portfolio is as follows:

     (In thousands)
                                             December 31, 1993                           September 30, 1993
                                           Gross       Gross                              Gross       Gross
                               Amortized  Unrealized Unrealized   Fair        Amortized  Unrealized Unrealized   Fair

                                Cost       Gains      Losses     Value         Cost       Gains      Losses     Value

     Mutual funds...........  $   2,061  $       3  $      (2) $   2,062     $   2,039  $       8  $       -  $   2,047
     Mortgage-backed
       securities:
         FHLMC..............    102,363         66       (796)   101,633       128,217         68       (405)   127,880
         FNMA...............    143,955        199     (1,369)   142,785       167,045        194       (577)   166,662
      Total mortgage-backed
       securities...........    246,318        265     (2,165)   244,418       295,262        262       (982)   294,542

     Total securities.......    248,379        268     (2,167)   246,480       297,301        270       (982)   296,589
     Loans receivable:
       Residential 1-4
         units..............     77,398        395          -     77,793        82,073      1,864          -     83,937
       Home equity loans....     26,240        263          -     26,503        24,339        243          -     24,582

     Total loans
       receivable...........    103,638        658               104,296       106,412      2,107          -    108,519
                              $ 352,017  $     926  $  (2,167) $ 350,776     $ 403,713  $   2,377  $    (982) $ 405,108
                              =========  =========  =========  =========     =========  =========  =========  =========

Note D - Securities Held to Maturity


The Company's securities held to maturity portfolio is as follows:


     (In thousands)
                                         December 31, 1993                              September 30, 1993
                                           Gross      Gross                                Gross      Gross
                              Amortized  Unrealized Unrealized     Fair       Amortized  Unrealized Unrealized   Fair
                                 Cost       Gains      Losses     Value          Cost      Gains      Losses     Value
     Municipal
       securities...........  $     277  $       2  $       -  $     279     $     277  $       4  $       -  $     281
      Collateralized
        mortgage
        obligations.........     29,316         24       (113)    29,227        29,352        223        (27)    29,548
     Mortgage-backed
       securities:
          FHLMC.............     73,095          -       (871)    72,224        75,898          -       (450)    75,448
          FNMA..............    117,235         27     (1,174)   116,088       115,319         62       (346)   115,035
     Total
       mortgage-
       backed
       securities...........    190,330         27     (2,045)   188,312       191,217         62       (796)   190,483
                              $ 219,923  $      53  $  (2,158) $ 217,818     $ 220,846  $     289  $    (823) $ 220,312
                              =========  =========  =========  =========     =========  =========  =========  =========

                  BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements


Note E - Earnings Per Share

The following table summarizes the calculation of primary and fully diluted earnings per share for the periods indicated:

      (Dollars in thousands, except per share data)
                                                                         Three Months Ended
                                                                             December 31,
       Primary Earnings Per Share:                                     1993            1992

        Income before cumulative effect of accounting change..      $    1,511    $      258
        Cumulative effect of accounting change................               -         7,327
        Dividends on cumulative convertible preferred stock...            (303)            -

        Preferred dividends in arrears........................               -          (303)
          Net income available for primary shares.............      $    1,208    $    7,282
                                                                    ==========    ==========

        Average number of common shares outstanding...........       3,567,125     3,534,961
        Common stock equivalents of stock options.............         226,145       104,096
                                                                     3,793,270     3,639,057
                                                                    ==========    ==========

        Income before cumulative effect of accounting change..      $     0.40    $     0.09
        Cumulative effect of accounting change................               -          1.98
        Dividends on cumulative convertible preferred stock...           (0.08)            -

        Preferred dividends in arrears........................               -         (0.07)
          Net income..........................................      $     0.32    $     2.00
                                                                    ==========    ==========
      Fully Diluted Earnings Per Share:

        Income before cumulative effect of accounting change..      $    1,511    $      258
        Cumulative effect of accounting change................               -         7,327
        Interest expense on convertible subordinated

          debentures, net of taxes............................             227           229
          Net income available for fully diluted shares.......      $    1,738    $    7,814
                                                                    ==========    ==========
      Average shares outstanding:
          Average number of common shares outstanding.........       3,567,125     3,534,961
          Common stock equivalents of stock options...........         227,431       112,986
          Average shares assumed to be issued for:
          Cumulative convertible preferred stock............         1,138,000     1,138,000
          Average preferred dividends in arrears............                 -       407,144
          Convertible subordinated debentures...............           710,921       710,921
                                                                     5,643,477     5,904,012
                                                                    ==========    ==========

        Income before cumulative effect of accounting change..      $     0.31    $     0.07
        Cumulative effect of accounting change................               -          1.25
          Net income..........................................      $     0.31    $     1.32
                                                                    ==========    ==========


      Note F - Supplemental Cash Flow Information
                                                                        Three Months Ended
                                                                         December 31, 1993
                                                                      1993             1992
      Cash paid during the period for:
        Interest (net of amount capitalized)....................  $    15,236     $     17,185

        Income taxes............................................        1,347            1,080
      Supplemental schedule of non-cash investing
        and financing activities:
        Exchange of loans for mortgage-backed securities........  $    38,717     $     57,441
        Increase in assets available for sale...................       39,527          493,563
        Assets acquired through foreclosure and repossession....        8,552            7,492
        Mortgage loans originated to finance the sale of
          foreclosed real estate................................        2,910            9,120

BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements

Note G - Income Taxes

Included in other assets at December 31, 1993 is a net deferred tax asset of $1.6 million. The tax effects of the material temporary differences that comprise the net deferred tax asset are as follows:

(In thousands)

Deferred Tax Assets:
  Allowance for losses on loans and investments in real estate....   $ 7,500
  Employee benefit plans..........................................       768
  Other...........................................................        93
                                                                       8,361
Deferred Tax Liabilities:
  Depreciation expense............................................    (2,700)
  Change in tax accounting method.................................    (1,660)
  Deferred loan fee income........................................    (1,173)
  FHLB stock dividends............................................    (1,245)
                                                                      (6,778)
Net Deferred Tax Asset............................................   $ 1,583
                                                                     =======

The Company believes that it has paid sufficient taxes in prior carryback years which will enable it to recover the net deferred tax asset and therefore no valuation allowance as defined by FAS 109 "Accounting for Income Taxes" is required at December 31, 1993.

Income tax expense of the Company differs from the amounts computed by applying the United States federal income tax rate of 34 percent to income before income taxes because of the following:

                                                                Three Months Ended
                                                                    December 31,
                                                                  1993        1992

Income tax expense at statutory federal rate.................     34.0%       34.0%
Increase (decrease) in income tax rate resulting from:
  Tax exempt income..........................................     (2.7)       (2.3)
  Amortization of costs in excess of fair
 value of net assets acquired.............................          2.2        1.8
  State income taxes.........................................       0.9        0.3
  Change in net deferred tax asset...........................       0.5        6.8
  Other......................................................       0.9        0.6
Effective tax rate...........................................      35.8%      41.2%
                                                                  ======     ======

             BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations

The Company had net income of $1.5 million or primary earnings per share of $0.32 and fully diluted earnings per share of $0.31 for the three months ended December 31, 1993. This compares to net income of $7.6 million or primary earnings per share of $2.00 and fully diluted earnings per share of $1.32 for the same three month period a year ago, which included income of $7.3 million representing the cumulative effect of a change in the accounting for income taxes pursuant to the Company's adoption of FAS 109. Excluding this adjustment, net income for the first quarter of fiscal 1993 would have been $258,000 or earnings per share of $0.02.

Total provisions for losses relating to loans and assets classified as investments in real estate were $363,000 for the three months ended December 31, 1993 compared to $4.7 million for the same three month period a year ago.


Total other income was $2.9 million for the three months ended December
31, 1993 compared to $2.0 million for the comparable period a year ago. Realized and unrealized gains related to mortgage-backed securities and loans transactions were $830,000 for the three months ended December 31, 1993 compared to a loss of $62,000 for the same three month period a year ago.

Total other expenses, exclusive of real estate operations, net, were $9.7 million for the three months ended December 31, 1993 compared to $10.4 million for the same three month period a year ago.

Real estate operations, net, produced income of $1.4 million and $3.3 million, respectively, for the three months ended December 31, 1993 and 1992, respectively.

Results of Operations - Net Interest Income

The principal source of recurring income for BancFlorida, a Federal Savings Bank ("BancFlorida" or the "Bank") is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Net interest income is affected by both interest rates and the volume of interest earning assets and interest bearing liabilities.

Net interest income was $8.1 million for the three months ended December 31, 1993 compared to $8.3 million for the same three month period a year ago.

Total interest income decreased to $23.5 million for the three months ended December 31, 1993 from $25.4 million for the same period a year ago. During the current three month period, the Company has experienced a high volume of prepayments and refinancings of higher yielding loans in the loan and mortgage-backed securities portfolios due to the decline in interest rates.

Total interest expense decreased to $15.4 million for the three months ended December 31, 1993 from $17.2 million a year ago. The decrease is attributable to a significant decline in the rates paid on interest bearing liabilities due to a lower interest rate environment and the Company's further concentration on obtaining lower cost transaction accounts instead of higher cost certificates of deposit. The level of transaction accounts has increased $48 million between December 31, 1992 and December 31, 1993 from $429 million at December 31, 1992 to $477 million at December 31, 1993.

     BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The table below indicates the impact that changes in interest rates have had on the Company's interest rate spread and net interest income for the periods indicated.

                             Net Interest Spread/Income Analysis
                                    (Dollars in thousands)

                           Yield on     Cost      Net Spread      Net
                           Earning       of       During the    Interest
Quarter Ended               Assets      Funds       Period      Income

December 31, 1992.........   7.44%      4.87%      2.57%      $ 8,260
March 31, 1993............   7.53       4.68       2.85         9,638
June 30, 1993.............   6.89       4.53       2.36         7,826
September 30, 1993........   6.90       4.46       2.44         8,450
December 31, 1993.........   6.76       4.29       2.47         8,068


  The following tables presents net interest income of the Company by its major components:

                                    For the Three Months Ended December 31,
                                             1993                 1992

                                                       Income                             Income
                                 Average    Average      or        Average     Average      or
                                 Balance     Rate      Expense     Balance      Rate      Expense
(Dollars in thousands)
 Interest earning assets:
   Loans and mortgage-
     backed securities (a).... $1,332,964     6.83%   $ 22,744    $1,308,756     7.61%   $ 24,892
   Investments.................    49,715     5.72         711        59,048     3.68         547
 Total interest-earning assets.$1,382,679     6.76%   $ 23,455    $1,367,804     7.44%   $ 25,439
                               ==========   =======   ========    ==========   =======   ========
 Interest-bearing liabilities:
   Deposits....................$1,176,356     3.99%   $ 11,843    $1,164,152     4.65%   $ 13,652
   Borrowings..................   247,414     5.68       3,544       234,324     5.97       3,527

 Total interest-bearing
   liabilities.................$1,423,770     4.29%   $ 15,387    $1,398,476     4.87%   $ 17,179
                               ==========   =======   ========    ==========   =======   ========

 Interest rate spread..........               2.47%                              2.57%
                                            =======                            =======
 Net yield on interest
   earnings assets (b).........               2.33%                              2.42%
                                            =======                            =======

    (a)  Includes non-performing loans.
    (b)  Net interest income divided by average interest earning assets.

     BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The effect on net interest income due to changes in interest rates, interest earning assets, and interest bearing liabilities is shown below. The change due to volume is computed by multiplying the change in the average balance of funds employed while holding interest rates steady. The change due to rate is computed by multiplying the change in interest rates while holding the volume of funds steady. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to volume and to rate.

                                                      RATE/VOLUME ANALYSIS
                                                 Three Months Ended December 31,
                                                          1993 vs. 1992
                                                   Increase (Decrease) Due To
   (In thousands)
                                                 RATE       VOLUME        TOTAL
  INTEREST EARNING ASSETS:

   Mortgage loans (a)...........              $ (2,750)    $  1,434     $ (1,316)
   Other loans..................                   130         (534)        (404)
     Total loans................                (2,620)         900       (1,720)
   Investments..................                   193         (457)        (264)
       Total....................                (2,427)         443       (1,984)

   INTEREST-BEARING LIABILITIES:

    Transaction accounts........                 (630)          249         (381)
    Certificates................                 (814)         (614)      (1,428)
      Total deposits............               (1,444)         (365)      (1,809)
    FHLB advances..............                  (157)          174           17
    Other borrowings............                   (9)            9            -
      Total borrowings..........                 (166)          183           17
        Total...................               (1,610)         (182)       (1,792)

   NET CHANGE IN NET
   INTEREST INCOME.........                  $   (817)     $    625      $   (192)
                                              ========     ========     ========

     (a) Includes non-performing loans and all mortgage-backed and related securities.


Results of Operations - Other

Total other income was $2.9 million for the three months ended December 31, 1993 compared to $2.0 million for the comparable period a year ago.

Included in total other income during the current quarter were realized and unrealized net gains of $830,000 on the sales of $85 million of mortgage-backed securities available for sale and carrying value adjustments on trading securities. This compares to net losses of $62,000 on the sales of $298 million of loans and mortgage-backed securities in the first quarter of fiscal 1993.

Loan servicing was an expense of $36,000 for the three months ended December 31, 1993 compared to income of $139,000 for the same period a year ago. Included in loan servicing fees (expense) are the amortizations of excess servicing fees ("ESF") relating to loans serviced for others and of purchased mortgage servicing rights ("PMSR") relating to the fees paid to acquire a mortgage loan servicing portfolio. These amortizations reduced loan servicing fee income by $435,000 and $297,000 during the three months ended December 31, 1993 and 1992, respectively. Also reducing loan servicing income during the three months ended December 31, 1993 and 1992 were writedowns of $500,000 in each period on the Bank's ESF and PMSR portfolios. These writedowns were necessitated by the accelerated prepayments on the underlying mortgage loans that comprise these portfolios. At December 31, 1993 the estimated values of the Banks ESF and PMSR portfolios which are reported in other assets, were $1.4 million and $2.6 million, respectively.

     BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Service charges on deposit accounts totaled $1.6 million and $1.4 million for
the three months ended December 31, 1993 and 1992, respectively.   The
increase in the deposit account fee income is due to the continued emphasis on obtaining transaction accounts rather than higher cost certificate accounts.

The following table summarizes the major components of other income for the periods indicated:

                                                    Three Months Ended
                                                       December 31,
  (In thousands)                                     1993       1992

  Mortgage loan application fees........         $     96   $     68
  Income from investment subsidiary
     agency relationship................              229        223
  Late payment fees.....................              120        189
  Real estate owned subsidiaries only...               32         53
  Other, net............................               (8)       (52)
     Other income.......................         $    469   $    481
                                                  ========   ========

Total other expenses, including real estate operations, net, were $8.3 million for the three months ended December 31, 1993 compared to $7.1 million for the same period a year ago. Excluding real estate operations, net, total other expenses were $9.7 million for the three months ended December 31, 1993 compared to $10.4 million for the same three month period a year ago. The decrease in total other expenses excluding real estate operations, net, during the current three month period is primarily attributable to occupancy and miscellaneous other expenses relating to the operations of five properties in real estate owned subsidiaries that had been sold prior to the current period.

Real estate operations, net, produced income of $1.4 million for the three months ended December 31, 1993 compared to $3.3 million for the same three month period a year ago. For the three months ended December 31, 1992, real estate operations, net, included a $2.7 million gain recognized from the sale of a motel owned by a subsidiary of the Bank. In addition provisions charged to real estate operations were $88,000 in the first quarter of fiscal 1994 compared to $2.0 million for the same three month period a year ago. Net income from real estate owned properties decreased $1.4 million during the first quarter of fiscal 1994 due to the sale of five properties in real estate owned subsidiaries that had been sold prior to the current period.

     BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table summarizes the major components of total other expenses:


                                                    Three Months Ended
                                                        December 31,
(In thousands)                                        1993       1992
Compensation and benefits.......................... $ 4,635    $ 4,417
Direct loan origination costs......................    (523)      (548)
Real estate owned subsidiaries only................     184        439
 Total compensation and benefits...................   4,296      4,308

Real estate operations, net........................    (816)      (242)
Provision charged to real estate operations........      88      2,041
Gain on sale of real estate owned..................    (323)    (3,343)
Real estate owned subsidiaries only................    (345)    (1,745)
 Total real estate operations, net.................  (1,396)    (3,289)

Occupancy..........................................   1,462      1,354
Real estate owned subsidiaries only................     283      1,178
 Total occupancy...................................   1,745      2,532

Advertising and promotion..........................     320        197
Real estate owned subsidiaries only................      46         24
 Total advertising and promotion...................     366        221

Federal insurance premium..........................     978        766

Data processing....................................     426        422

Other expenses.....................................   1,800      1,628
Real estate owned subsidiaries only................     212        651
Direct loan origination costs......................    (111)      (104)
Other expenses.....................................   1,901      2,175
Total other expenses............................... $ 8,316    $ 7,135
                                                    =======    =======

Classified Assets

BancFlorida regularly reviews problem assets to determine the adequacy of the loss reserves based on information such as collectibility, collateral values and economic conditions. In addition, the classification of assets, delinquency experience and status of non-performing assets are monitored through an on-going management process.

The Bank's internal asset review system is designed to provide for early detection of problem assets. The Bank's policy provides for the classification of assets as satisfactory, special mention, substandard, doubtful and loss. Substandard assets consist of performing and non-performing loans, loans to facilitate, real estate acquired through foreclosure ("REO"), and other repossessed assets. The allowances are reviewed and updated quarterly based on historical loss experience and current economic conditions. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it is designed to provide for timely identification of those losses.

     BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table sets forth the Company's classified assets at December 31, 1993 and September 30, 1993 pursuant to federal regulations as follows:

(In thousands)

                                              December 31,      September 30,
                                                  1993               1993
Substandard Loans
  Performing
 Commercial real estate...................      $   11,369        $   16,932
 Construction.............................           3,852             3,829
 Commercial...............................           2,061             2,567
 Agricultural.............................           5,822             3,138
  Total performing........................          23,104            26,466

  Non-performing
 Residential..............................           3,310             3,311
 Commercial real estate...................          14,503            16,522
 Construction.............................           7,642             7,928
 Commercial...............................           3,429             2,979
 Agricultural.............................           5,029            17,057
 Consumer.................................             355               399
  Total non-performing....................          34,268            48,196

Substandard loans.........................          57,372            74,662

Other Substandard Assets

  Loans to facilitate........................        9,637             9,677
  Real estate acquired through foreclosure...       49,169            44,370
  Other repossessed assets...................          232               449
Other substandard assets, net................       59,038            54,496

Total substandard assets, net................      116,410           129,158

Loss
  Construction...............................        1,825             1,825
  Commercial.................................        1,100             1,384
  Agricultural...............................        1,800             4,500
  Less specific reserves.....................       (4,725)           (7,709)

Assets classified loss, net..................           -                 -

Total classified assets, net.................    $ 116,410        $  129,158
                                              ============      ============
Percent of total assets......................         7.62%             8.33%
                                              ============      ============

     BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Substandard assets decreased $12.7 million during the first quarter of fiscal 1994 to $116.4 million at December 31, 1993. Total non-performing loans and other substandard assets, net, declined by $9.4 million during the current quarter to $93.3 million, net, at December 31, 1993. The following table summarizes the change in non-performing loans and other substandard assets for the three months ended December 31, 1993.

(In thousands)
                                                                           Total
                               Non-           REO &         Other           Non-
                           Performing       Loans to     Repossessed     Performing
                              Loan         Facilitate       Assets          Assets
At September 30, 1993....    $   48,196    $   54,047    $       449    $  102,692

  Additions..............         1,919           980            235         3,134
  Loans transferred
     to REO..............        (7,337)        7,337             -           -
  Writedowns.............          (300)         (235)          (121)         (656)
  Loans brought current
     or paid in full.....        (7,638)           -              -         (7,638)
  Sold...................            -         (3,183)          (331)       (3,514)
  Other increase
    (decrease)...........          (572)         (140)            -           (712)

At December 31, 1993.....    $   34,268    $   58,806    $       232    $   93,306
                             ==========    ==========    ===========    ==========

Special mention loans are those which are current under the terms of their respective loan agreements. However, due to potential credit weaknesses, the loans merit management's close attention. At December 31, 1993, such loans totaled $63.0 million compared to $55.5 million at September 30, 1993. The increase in the current period is primarily due to the upgrades from substandard performing loans of $8.0 million of commercial real estate loans. Management believes it has identified all potential problem loans at December 31, 1993. However, included in loans classified substandard and special mention are a total of $86.1 million of performing loans where known information about possible credit problems of borrowers has caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in these loans becoming non-performing in subsequent periods. These same loans totaled $81.9 million at September 30, 1993. The ultimate resolution of the Bank's substandard and non-performing assets will be highly dependent upon economic conditions in the Bank's primary market area.

Allowance and Provision for Losses on Assets

The Company has a policy regarding the allowances for loan losses and valuation of investments in real estate which, in management's judgment, provides the level of allowances and write-downs appropriate to absorb potential losses in these portfolios. The policy is based on a review of both individual loans and real estate properties and various factors affecting the portfolios generally, including historical loss experience, economic conditions and trends. The following is a summary of activity in the allowance for loan losses for the periods indicated.


                                          Three Months Ended
(In thousands)                               December 31,
                                          1993        1992
Balance, beginning of period........    $ 26,701   $ 28,981
  Provisions charged to operations..         275      2,672
  Recoveries........................          55         57
  Charge-offs ......................      (4,559)    (2,188)
Balance, end of period..............    $ 22,472   $ 29,522
                                        ========   ========

     BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For the quarter ended December 31, 1993, provisions for loan losses totaled $275,000 compared to $2.7 million for the same period a year ago. Provisions for assets classified as investment in real estate totaled $88,000 in the first quarter of fiscal 1994 compared to $2.0 million for the same period a year ago. The decrease in total provisions during the current quarter reflects the overall improvement in the Bank's level of classified assets which have decreased 34% from $176.2 million at December 31, 1992 to $116.4 million at December 31, 1993.

Charge offs during the current period include $2.7 million relating to specific reserves on a loan transferred to REO during the period. In addition, $398,000 of specific and general reserves that were transferred to REO related to loans foreclosed during the current period and $359,000 related to losses on unsecured consumer loans and repossessed assets. During the same period a year ago charge-offs included $1.2 million in specific reserves on five loans transferred to REO during the period and $675,000 related to losses on unsecured consumer loans and repossessed assets.

Based on its assessment of the Bank's loan and real estate owned portfolios, management believes that the level of allowances and write-downs are adequate to cover potential losses. However, management will continue to monitor the economic environment and assess future stability of the loan and real estate owned portfolios in order to determine the need for additional reserves.

Total allowance for loan losses as a percent of classified assets are shown below for the periods indicated.

Quarter Ended                   Percent

December 31, 1992..............  16.75%
September 30, 1993.............  20.67%
December 31, 1993..............  19.30%

Included in the Company's loan portfolio are various loans identified as non-performing loans (loans that have ceased to accrue interest income) and restructured loans (loans in which concessions, including reduction of interest rates or deferral of interest or principal payments, have been granted to borrowers due to their financial condition). A summary of these types of loans is as follows:

(In thousands)                            December 31,
                                        1993         1992

Non-performing loans...............  $  34,268    $  68,319
                                     =========    =========
Restructured loans.................  $   7,642    $  10,398
                                     =========    =========

The following table summarizes the interest income which would have been recorded under the original terms of non-performing and restructured loans at December 31, 1993 and 1992 and the interest income actually recognized for the periods indicated:

                                      Three Months Ended
(In thousands)                           December 31,
                                         1993         1992
Interest income which would
  have been recorded...............  $   1,128    $   2,257
Interest income recognized.........       (234)        (318)
Interest income foregone...........  $     894    $   1,939
                                     =========    =========

At December 31, 1993 there were no outstanding commitments to lend additional funds to borrowers with non-performing or restructured loans.

     BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Asset/Liability Management

The table below sets forth the major balance sheet categories and the dollar amounts which are rate sensitive and are estimated to reprice within the periods specified. The approximate contractual repayment data, adjusted for amortization and anticipated prepayments or, for adjustable rate and floating-rate instruments, repricing date, at December 31, 1993 are reflected below for BancFlorida. The table does not address the degree to which repricing mechanisms are subject to limitations and thus may not reflect completely the ability of the assets to adjust to changes in market interest rates. The interest rate sensitivity of the Bank's assets and liabilities illustrated in the table would vary if significantly different assumptions were used or if actual experience differs from the prepayment assumptions used.

                                            BancFlorida, a Federal Savings Bank
                                                         GAP Position
                                                      December 31, 1993
                                                   (Dollars in thousands)

                     6 Months      7 - 12       1 - 3       3 - 5      5 Years
                     or Less       Months       Years       Years      or More      Total
 Loans (a).......   $ 625,912    $ 180,242   $ 294,439   $  94,675  $  78,520   $ 1,273,788
 Investments.....      36,006        1,029          76          45     15,588        52,744
     Total.......     661,918      181,271     294,515      94,720     94,108     1,326,532

 Deposits (b)....     482,525      261,200     335,590      85,235     44,829     1,209,379
 Borrowings......      61,288       65,010      85,017          29      3,336       214,680
      Total......     543,813      326,210     420,607      85,264     48,165     1,424,059
 Non-cumulative
   gap position..   $ 118,105    $(144,939)  $(126,092)  $   9,456  $  45,943   $   (97,527)
                    =========    =========   =========   =========  =========   ===========
 Cumulative
   gap position..   $ 118,105    $ (26,834)  $(152,926)  $(143,470) $ (97,527)  $   (97,527)
                    =========    =========   =========   =========  =========   ===========
 Cumulative % to
   total assets..       7.74%       (1.79%)    (10.02%)      (9.4%)    (6.39%)       (6.39%)
                   =========    =========   =========   =========  =========   ===========


 (a) Includes all mortgage-backed and related securities.  The amounts shown reflect prepayment assumptions.

 (b) For presentation purposes, 10% of regular savings accounts are assumed to reprice in each of the six months or less and seven to twelve months categories, and 20% of interest bearing transaction deposit accounts are assumed to reprice in each of such categories.  Money market deposit accounts are assumed to reprice within six months or less.
 Historically, regular savings and interest bearing transaction deposit accounts are considered long term and non-rate sensitive.

 The Bank's cumulative six-month gap as a percent of total assets was a positive 7.74% at December 31, 1993 compared to a negative 13.35% at September 30, 1993, and the cumulative one year gap was negative 1.79% at December 31, 1993 compared to a negative 14.99% at September 30, 1993. The movement to a positive six month gap position and the decrease in the negative one year gap position are attributable to a change in the current quarter in the reporting methodology to include mortgage-backed securities designated for trading or available for sale in the first maturity period.

For a savings bank with a negative gap for a given period, the amount of its interest bearing liabilities maturing or otherwise repricing within such period exceeds the amount of the interest earning assets repricing within the same period. Accordingly, in a declining interest rate environment, institutions with a negative gap will experience a greater decline in their cost of funds than in the yield on their assets. Conversely, in a rising interest rate environment, savings institutions with a negative gap will generally experience a greater increase in the cost of their liabilities than in the yield on their assets. A rising interest rate environment imposes risks on institutions with a negative gap because the cost of liabilities will accelerate at a greater rate than the income earned on assets during the relevant period. Changes in interest rates will generally have the opposite effect on savings banks with a positive gap.


                                      16
    BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity

Liquidity management encompasses the maintenance of cash or liquid assets (such as assets held for sale and interest bearing deposits) sufficient to fund the normal volume of deposit withdrawals and loan commitments. The maintaining of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide the funding necessary to meet the Bank's business activities and obligations is an integral element in the successful management of the Bank's assets.

Federal regulations currently require that Savings Association Insurance Fund insured savings banks, such as the Bank, maintain an average daily balance for each calendar month of cash and certain marketable securities which are not committed (as determined by the Office of Thrift Supervision ("OTS") Director) of no less than 5% of net withdrawable accounts and borrowings with maturities of one year or less. The liquidity requirement may be changed from time to time by the OTS to any percentage within the range of 4% to 10%. During December 1993, the Bank's liquidity ratio was 6.2%. For the three months ended December 31, 1993, cash increased $30.1 million due to proceeds from sales of mortgage-backed securities during the quarter which were reinvested in January coupled with the Bank's need for liquid funds for loan demand.

The primary sources of funds for BancFlorida have been repayments of loans and mortgage-backed securities, sales of loans and securities, customer deposits, and borrowings from the FHLB of Atlanta. The principal uses of funds are the origination of loans and the purchase of mortgage-backed securities. Deposits are priced as a function of funding needs with respect to liquidity, market conditions, alternative borrowings and borrowing rates. For the three months ended December 31, 1993, FHLB advances decreased $66 million while total customer deposits increased $59 million. The mix of deposit accounts, FHLB advances and other borrowings at any given time reflects management's view of the least costly source of funds available to the Bank at that time.

For the three months ended December 31, 1993, proceeds from the sales of loans and mortgage-backed securities totaled $85.8 million compared to $298.0 million for the same three month period a year ago. Proceeds from the sales during the first quarter of fiscal 1994 were used primarily to pay down FHLB advances while proceeds during the first quarter of fiscal 1993 were primarily reinvested in mortgage-backed securities totaling $277.8 million of which $59.5 million qualified for regulatory liquidity at December 31, 1992. As part of the Bank's interest rate risk management program, mortgage-backed securities are now purchased with shorter average lives than those mortgage-backed securities previously held by the Bank. In addition these securities have relatively higher anticipated prepayment rates. While there has been some decrease in yield on these securities, the cash flows received from the securities provide a significant funding source for lending opportunities as well as protecting against the potential risk of rising rates by shortening the overall average life of the portfolio.

Loan originations and mortgage-backed securities purchases totaled $130.0 million for the three months ended December 31, 1993 compared to $362.0 million for the same three month period a year ago.

            BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

Capital Resources

The Bank is required to satisfy three separate capital standards under currently applicable OTS regulations. The following table shows the capital amounts and ratios of BancFlorida as compared to OTS requirements at December 31, 1993.

                                                                       Current Minimum
(In thousands)                               Actual Capital              Requirement
                                               As a % of                 As a % of
                                              Applicable                Applicable     Excess
                                     Amount     Assets        Amount      Assets      Capital
Capital per BancFlorida
  financial statements..........   $ 89,092
Adjustments for tangible and
 core capital:
  Goodwill......................     (2,562)
  Investments in and advances
 to non-permissible
 subsidiaries...................       (926)
  Non-qualifying purchased
 mortgage servicing rights......       (262)
Total tangible capital..........     85,342       5.60%    $22,854      1.50%    $62,488
  Supervisory goodwill (a)......      2,322
Total core capital..............     87,664       5.75%    $45,707      3.00%    $41,957
Adjustments for risk-based
  capital:
  Allowance for general loan
 losses.........................     11,216
  Subordinated debt.............      2,361
  Equity risk investments
 required to be deducted........       (859)
Total risk-based capital........   $100,382       11.27%   $71,257      8.00%    $29,125
                                   ========

(a) Qualifying supervisory goodwill is being phased out over the five year period ending December 31, 1994.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking agencies established, by regulation for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and requires insured institutions which fall below minimum capital standards to take prompt corrective action.

Under the prompt corrective action regulation adopted by the OTS, an institution is considered (i) "well capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure); (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite 1 in its most recent report of examination);
(iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 or core capital to risk-weighted assets ratio of less than 4%, or a leverage ratio that is less than 4% (3% if the institution is rated composite 1 in its most recent report of examination);
(iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 or core capital to risk-weighted assets ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%. The regulation also permits the OTS to determine that a savings institution should be classified in a lower category based on other information, such as the institution's examination report, after written notice. In December 1993, the Bank received notification from the OTS that it is currently classified as well capitalized based on its capital ratios at September 30, 1993. At December 31, 1993, the Bank's total risk-based capital, Tier 1 risk-based capital, and leverage ratios were 11.27%, 9.84%, and 5.75%, respectively, which

          BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

continued to
exceeded the well capitalized criteria; however, a Written Agreement, dated April 19, 1991, between the Bank and the OTS remains in effect.

FDICIA requires that the federal banking agencies amend their risk-based capital requirements to include components for interest rate risk, concentration of credit risk and the risk of non-traditional activities by June 19, 1993. In August 1993, the OTS issued a final rule which adds an interest rate component to the OTS risk-based capital requirement effective January 1, 1994. The first time savings institutions will be required to incorporate interest rate risk ("IRR") into their risk-based capital calculation will be July 1, 1994. Under the rule, IRR is measured as the ratio of the greater of the increase or decline in net portfolio value resulting from a 200 basis point increase or decrease in market interest rates to the estimated economic value of assets, as calculated by an OTS model. A savings institution whose measured IRR exceeds 2% must deduct from total capital an IRR component equal to one-half of the difference between its measured IRR and 2%, multiplied by the estimated economic value of its total assets. Based upon financial data as of December 31, 1993, management believes that compliance with the new IRR measure will not have a material impact on the Bank's risk-based capital position.

FDICIA amended the threshold ratio for the qualified thrift lender ("QTL") test from 70% to 65% as measured on a monthly average basis in nine out of every 12 months. In order to maintain its QTL status the Bank expects to hold in portfolio existing qualifying loans and mortgage-backed securities, except those designated as held for sale. The Bank expects to rely on loan repayments as well as deposits for any loan funding needs.


PART II - OTHER INFORMATION

Item 5.


  Other Information

Reference is made to the Company's Current Report on Form 8-K dated January 17, 1994, for a description of the Agreement and Plan of Mergers, dated as of January 17, 1994, among the Company, the Bank, First Union Corporation, First Union Corporation of Florida and First Union National Bank of Florida and of the transactions contemplated thereby.

Item 6.

  Exhibits and Reports on Form 8-K

a)  Exhibits - None.

b) During the quarter ended December 31, 1993, the Company filed two current reports on Form 8-K. The first Form 8-K dated November 1, 1993 announced, in response to Item 5 of Form 8-K, that the Company's 1994 Annual Meeting of Stockholders will be held on Friday, January 7, 1994 at 9:00 a.m. at the Company's headquarters, 5801 Pelican Bay Boulevard, Naples, Florida.

 The second Form 8-K dated December 3, 1993 announced, in response to Item 5 of Form 8-K, that the Company had re-scheduled its 1994 Annual Meeting of Stockholders to February 18, 1994, at 9:00 a.m. at the Company's headquarters, 5801 Pelican Bay Boulevard, Naples, Florida. The record date for such meeting is December 23, 1993.

       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BANCFLORIDA FINANCIAL CORPORATION
                                                        Registrant


DATE:  February 11, 1994            By:  /s/ Rudolf P. Guenzel
                                         Rudolf P. Guenzel,
                                         President and Chief Executive Officer


DATE:  February 11, 1994            By:  /s/ J. Michael Holmes
                                         J. Michael Holmes,
                                         Secretary and Treasurer