Form 10-Q
period 1994-03-31
BANCFLORIDA FINANCIAL CORP
filed 1994-05-13
CIK 719146

                               UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994



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

Yes  X   No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 4, 1994.

  $.01 par value of common stock            3,721,012 shares
              (class)                        (outstanding)

                   BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
                      FORM 10-Q FOR QUARTER ENDED MARCH 31, 1994
                                     INDEX


PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS:                          PAGE NUMBERS

        Condensed Consolidated Balance Sheets                       2

        Condensed Consolidated Statements of Income                 3

        Condensed Consolidated Statements of Cash Flows             4

        Notes to Condensed Consolidated Financial Statements        5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS                                    8

PART II - OTHER INFORMATION
  ITEM 4. Submission of Matters to a Vote of Security Holders      20
  ITEM 5. Other Information                                        20
  ITEM 6. Exhibits and Reports on Form 8-K                         20

SIGNATURES                                                         21

                            PART I-FINANCIAL INFORMATION
                BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
                       Condensed Consolidated Balance Sheets
                                 (In thousands)


Assets                                                                  March 31,       September 30,
                                                                          1994              1993
Cash (including interest bearing deposits of $15,965 and $8,007).    $    61,920       $     47,056
Trading securities - FNMA mortgage-backed securities.............          7,522             17,297
Assets available for sale:
  Securities.....................................................        211,388            296,589
  Loans (aggregate fair values of $28,144 and $108,519)..........         27,866            106,412
Securities held to maturity (aggregate fair values of $299,486
  and $220,312)..................................................        312,310            220,846
Loans receivable (net of allowance for loan losses of $22,235
  and $26,701)...................................................        775,245            718,313
Investments in real estate.......................................         63,121             58,952
Office properties and equipment..................................         38,621             37,173
Accrued interest receivable, net.................................          8,158              8,728
Federal Home Loan Bank stock.....................................         11,126             15,250
Other assets (including costs in excess of fair value of net
  assets acquired of $2,411 and $2,713)..........................         25,677             24,017
                                                                     $ 1,542,954       $  1,550,633


Liabilities and Stockholders' Equity

Deposit accounts (including non-interest bearing deposits of
  $101,254 and $83,096)..........................................    $ 1,220,711       $  1,142,197
Due to banks.....................................................              -              3,894
Advances from Federal Home Loan Bank.............................        200,000            273,000
Other borrowings.................................................         23,120             23,334
Current income taxes payable.....................................            563              1,562
Deferred income..................................................            749                893
Advance payments by borrowers for taxes and insurance............          8,318             14,483
Other liabilities................................................         13,804             14,940
  Total liabilities..............................................      1,467,265          1,474,303

Stockholders' equity:
  Preferred stock $.01 par value; 2,000,000 authorized
    shares; 1,138,000 shares issued and outstanding..............             11                 11
  Common stock $.01 par value; 16,000,000 authorized shares;
    shares issued and outstanding:  3,707,611 in 1994;
    3,549,870 in 1993............................................             37                 35
  Additional paid-in capital.....................................         71,200             69,929
  Retained earnings..............................................          9,635              7,795
  Unrealized loss on securities available for sale, net..........         (4,278)              (431)
  Employee stock ownership plan obligation.......................           (916)            (1,009)
    Total stockholders' equity...................................         75,689             76,330
                                                                     $ 1,542,954       $  1,550,633

   See accompanying notes to condensed consolidated financial statements.

                     BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Statements of Income
                         (Dollars in thousands, except per share data)

                                                              Three Months Ended          Six Months Ended
                                                                 March 31,                     March 31,
Interest income:                                            1994           1993          1994           1993
  Mortgage loans....................................     $    13,421    $    14,950   $    26,881    $    29,123
  Other loans.......................................           2,871          3,234         5,914          6,681
  Mortgage-backed and related securities............           7,322          7,579        13,991         14,851
  Investments and deposits..........................             300            356           583            903
    Total interest income...........................          23,914         26,119        47,369         51,558
Interest expense:
  Deposit accounts, net.............................          11,688         13,038        23,531         26,690
  Short-term borrowings.............................           1,696            755         3,138          1,395
  Long-term borrowings..............................           1,355          2,688         3,457          5,575
    Total interest expense..........................          14,739         16,481        30,126         33,660
    Net interest income.............................           9,175          9,638        17,243         17,898
  Provision for loan losses.........................               -          1,572           275          4,244
    Net interest income after provision for loan
      losses........................................           9,175          8,066        16,968         13,654
Other income:
  Unrealized loss on trading securities.............            (420)             -          (187)             -
  Gain (loss) on sale of mortgage-backed securities.            (586)         1,865            11          1,698
  Gain on sale of loans.............................             104              -           104            105
  Service charges on deposit accounts...............           1,437          1,351         3,050          2,779
  Loan servicing fees...............................             281            620           245            759
  Other.............................................             634            570         1,103          1,051
    Total other income..............................           1,450          4,406         4,326          6,392
Other expenses:
  Compensation and benefits.........................           4,384          4,507         8,680          8,815
  Real estate operations, net.......................          (1,427)        (2,146)       (2,823)        (5,435)
  Occupancy.........................................           1,872          2,203         3,617          4,735
  Advertising and promotion.........................             295            261           661            482
  Federal insurance premium.........................             946            970         1,924          1,736
  Data processing...................................             486            425           912            847
  Other.............................................           2,460          1,942         4,361          4,117
    Total other expenses............................           9,016          8,162        17,332         15,297
     Income before income tax expense and cumulative
      effect of accounting change...................           1,609          4,310         3,962          4,749
  Income tax expense................................             680          1,569         1,522          1,750
    Income before cumulative effect of accounting
      change........................................             929          2,741         2,440          2,999
  Cumulative effect of accounting change............               -              -             -          7,327
    Net income......................................     $       929    $     2,741   $     2,440    $    10,326


Primary earnings per share:
  Income before cumulative effect of accounting
    change..........................................     $      0.16    $      0.66   $      0.48    $      0.68
  Cumulative effect of accounting change............               -              -             -           1.98
    Net income......................................     $      0.16    $      0.66   $      0.48    $      2.66


  Average common and common equivalent shares
    outstanding.....................................       3,885,907      3,675,332     3,847,514      3,650,632


Fully diluted earnings per share:
  Income before cumulative effect of accounting
    change..........................................     $      0.16    $      0.51   $      0.48    $      0.58
  Cumulative effect of accounting change............               -              -             -           1.23
    Net income......................................     $      0.16    $      0.51   $      0.48    $      1.81


  Average shares outstanding........................       3,885,907      5,841,253     3,847,514      5,936,686



See accompanying notes to condensed consolidated financial statements.

                     BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Statements of Cash Flows
                                       (In thousands)

                                                             Six Months Ended
                                                                 March 31,
                                                           1994            1993

Cash flows from operating activities:
Net income.........................................  $      2,440    $     10,326
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Cumulative effect of accounting change...........             -          (7,327)
    Provision for losses on loans and investments
      in real estate.................................           445           6,906
    Gain on sale of mortgage-backed securities.......           (11)         (1,698)
    Gain on sale of loans............................          (104)           (105)
    Unrealized loss on trading securities............           187               -
    Net gain on sale of real estate, property and
      equipment......................................        (1,377)         (4,589)
    Depreciation expense.............................         1,341           1,662
    Amortization and accretion.......................         1,826           1,108

  Decrease in accrued interest receivable............           570             108
  (Increase) decrease in other assets................          (629)            696
  Decrease in current income taxes payable...........          (999)         (1,312)
  Decrease in deferred income........................          (111)           (239)
  Decrease in advance payments by borrowers for
    taxes and insurance..............................        (6,165)         (2,464)
  Increase (decrease) in other liabilities...........        (1,418)          3,235
      Net cash provided (used) by operating
        activities...................................        (4,005)          6,307

Cash flows from investing activities:
  Proceeds from sales of loans and mortgage-backed
    securities available for sale....................       170,490         387,618
  Decrease in loans available for sale...............         3,584           3,608
  Net increase in loans receivable...................       (67,125)        (75,815)
  Purchase of mortgage-backed and related securities.      (161,886)       (360,818)
  Repayments of mortgage-backed and related
    securities.......................................        67,504          48,849
  Proceeds from maturity of other securities.........            34              28
  Purchase of other securities.......................           (44)         (1,010)
  Purchase of FHLB stock.............................          (376)         (1,022)
  Proceeds from the sale of FHLB stock...............         4,500               -
  Decrease in real estate............................         2,717           5,401
  Increase in property and equipment.................        (2,680)         (1,536)
     Net cash provided by investing activities.......        16,718           5,303

Cash flows from financing activities:
  Net increase in transaction deposit accounts.......        67,014          53,672
  Net increase (decrease) in certificates of deposit.        11,500         (17,304)
  Repayments of Federal Home Loan Bank advances......      (333,000)       (177,000)
  Borrowings of Federal Home Loan Bank advances......       260,000         150,000
  Repayment of other borrowings......................           (49)           (120)
  Increase in short-term borrowings..................             -          12,352
  Decrease in due to banks...........................        (3,894)              -
  Proceeds from stock options exercised..............         1,094              27
  Cash dividends paid on cumulative convertible
    preferred stock..................................          (607)              -
  (Increase) decrease in employee stock ownership
    plan obligation..................................            93             (66)

      Net cash provided by financing activities......         2,151          21,561
        Net increase in cash and cash equivalents....        14,864          33,171
        Cash and cash equivalents at beginning
          of period..................................        47,056          25,812
        Cash and cash equivalents at end of period...  $     61,920    $     58,983

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

"BFL"), all adjustments which are necessary for a fair presentation have been included and are of a normal, recurring nature. The results of operations for the three and six months ended March 31, 1994 are not necessarily indicative of the results which may be expected for the entire fiscal year.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended September 30, 1993.

Note B - Reclassification

Certain amounts in the March 31, 1993 condensed consolidated statement of income have been reclassified to conform to the March 31, 1994 presentation.

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

Company's assets available for sale portfolio is as follows:


(In thousands)
                                        March 31, 1994                                September 30, 1993
                                      Gross       Gross                                Gross       Gross
                         Amortized  Unrealized  Unrealized    Fair        Amortized  Unrealized  Unrealized    Fair
                           Cost       Gains       Losses      Value         Cost       Gains       Losses      Value
Mutual funds...........  $   2,083  $        -  $       (8) $   2,075     $   2,039  $        8  $        -  $   2,047
Mortgage-backed
  securities:
    FHLMC..............     76,198           -      (2,237)    73,961       128,217          68        (405)   127,880
    FNMA...............    134,860           -      (4,589)   130,271       167,045         194        (577)   166,662
 Total mortgage-backed
  securities...........    211,058           -      (6,826)   204,232       295,262         262        (982)   294,542
FNMA debenture.........      5,147           -         (66)     5,081             -           -           -          -
Total securities.......    218,288           -      (6,900)   211,388       297,301         270        (982)   296,589
Loans receivable:
  Residential 1-4
    units..............          -           -           -          -        82,073       1,864           -     83,937
  Home equity loans....     27,866         278           -     28,144        24,339         243           -     24,582
Total loans
  receivable...........     27,866         278           -     28,144       106,412       2,107           -    108,519
                         $ 246,154  $      278  $   (6,900) $ 239,532     $ 403,713  $    2,377  $     (982) $ 405,108


Note D - Securities Held to Maturity

The Company's securities held to maturity portfolio is as follows:

(In thousands)

                                       March 31, 1994                                September 30, 1993
                                      Gross       Gross                                Gross       Gross
                         Amortized  Unrealized  Unrealized    Fair        Amortized  Unrealized  Unrealized   Fair
                           Cost       Gains       Losses      Value          Cost      Gains       Losses      Value
Municipal
  securities...........  $     243  $        -  $       (3) $     240     $     277  $        4  $        -  $     281
 Collateralized
   mortgage
   obligations.........     29,260           -        (905)    28,355        29,352         223         (27)    29,548
Mortgage-backed
  securities:
     FHLMC.............     80,868                  (3,511)    77,357        75,898           -        (450)    75,448
     FNMA..............    201,939           -      (8,405)   193,534       115,319          62        (346)   115,035
Total mortgage-backed
  securities...........    282,807           -     (11,916)   270,891       191,217          62        (796)   190,483
                         $ 312,310  $        -  $  (12,824) $ 299,486     $ 220,846  $      289  $     (823) $ 220,312

         BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements





Note E - Earnings Per Share

The following table summarizes the calculation of primary and fully diluted earnings per share for the periods indicated:

(Dollars in thousands, except per share data)

                                                 Three Months Ended             Six Months Ended
                                                     March 31,                     March 31,
Primary Earnings Per Share:                      1994          1993            1994          1993
  Income before cumulative effect of
    accounting change.......................  $      929    $    2,741      $    2,440    $    2,999
  Cumulative effect of accounting change....           -             -               -         7,327
  Dividends on cumulative convertible
    preferred stock.........................        (297)            -            (600)            -
  Preferred dividends in arrears............           -          (297)              -          (600)
    Net income available for primary
      shares................................  $      632    $    2,444      $    1,840    $    9,726


  Average number of common shares
    outstanding.............................   3,674,996     3,536,921       3,620,468     3,535,930
  Common stock equivalents of stock
    options.................................     210,911       138,411         227,046       114,702
                                               3,885,907     3,675,332       3,847,514     3,650,632


  Income before cumulative effect of
    accounting change.......................  $     0.24    $     0.74      $     0.64    $     0.84
  Cumulative effect of accounting change....           -             -               -          1.98
  Dividends on cumulative convertible
    preferred stock.........................       (0.08)            -           (0.16)            -
  Preferred dividends in arrears............           -         (0.08)              -         (0.16)
    Net income..............................  $     0.16    $     0.66      $     0.48    $     2.66


Fully Diluted Earnings Per Share:(a)
  Income before cumulative effect of
    accounting change.......................  $      929    $    2,741      $    2,440    $    2,999
  Cumulative effect of accounting change....           -             -               -         7,327
  Interest expense on convertible
    subordinated debentures, net of taxes...         230           227             457           454
    Net income available for fully diluted
      shares................................  $    1,159    $    2,968      $    2,897    $   10,780


  Average shares outstanding:
    Average number of common
      shares outstanding....................   3,674,996     3,536,921       3,620,468     3,535,930
    Common stock equivalents of stock
      options...............................     213,433       137,489         237,530       132,186
    Average shares assumed to be issued for:
      Cumulative convertible preferred
        stock...............................   1,138,000     1,138,000       1,138,000     1,138,000
      Average preferred dividends in
        arrears.............................           -       317,922               -       419,649
      Convertible subordinated debentures...     704,574       710,921         707,782       710,921
                                               5,731,003     5,841,253       5,703,780     5,936,686


    Income before cumulative effect of
     accounting change.....................  $     0.20    $     0.51      $     0.51    $     0.58
    Cumulative effect of accounting change..           -             -               -          1.23
      Net income............................  $     0.20    $     0.51      $     0.51    $     1.81


(a) Debt and equity securities were anti-dilutive for the three and six months ended March 31, 1994 and are included for presentation purposes only.

         BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements



Note F - Supplemental Cash Flow Information

                                                                Six Months Ended
                                                                   March 31,
                                                             1994            1993
Cash paid during the period for:
  Interest (net of amount capitalized).................   $   29,493      $   33,772
  Income taxes.........................................        2,287           3,855
Supplemental schedule of non-cash investing
  and financing activities:
  Exchange of loans for mortgage-backed securities.....   $   77,330      $   57,441
  Increase in assets available for sale................        3,876         518,511
  Assets acquired through foreclosure and repossession.       10,698          16,591
  Mortgage loans originated to finance the sale of
    foreclosed real estate.............................        4,575          13,011

Note G - Income Taxes

Included in other assets at March 31, 1994 is a net deferred tax asset of $1.6 million. The tax effects of the material temporary differences that comprise the net deferred tax asset are as follows:

(In thousands)

Deferred Tax Assets:
  Allowance for losses on loans and investments in real estate....   $ 7,336
  Employee benefit plans..........................................       583
  Other...........................................................       168
                                                                       8,087
Deferred Tax Liabilities:
  Depreciation expense............................................    (2,626)
  Change in tax accounting method.................................    (1,554)
  Deferred loan fee income........................................    (1,047)
  FHLB stock dividends............................................    (1,304)
                                                                      (6,531)
Net Deferred Tax Asset............................................   $ 1,556

The Company believes that it has paid sufficient taxes in prior carryback years which will enable it to recover the net deferred tax asset and therefore no valuation allowance as defined by FAS 109 "Accounting for Income Taxes" is required at March 31, 1994.

Income tax expense of the Company differs from the amounts computed by applying the United States federal income tax rate of 34 percent to income before income taxes because of the following:

                                                                  Six Months Ended
                                                                      March 31,
                                                                 1994        1993
Income tax expense at statutory federal rate.................     34.0%       34.0%
Increase (decrease) in income tax rate resulting from:
  Tax exempt income..........................................     (3.6)       (2.8)
  Amortization of costs in excess of fair
    value of net assets acquired.............................      2.6         2.2
  State income taxes.........................................      1.2         1.6
  Change in net deferred tax asset...........................      2.2         1.0
  Other......................................................      2.0         0.8
Effective tax rate...........................................     38.4%       36.8%

          BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition

                     and Results of Operations



Results of Operations

The Company had net income of $929,000 or earnings per share of $0.16 for the second quarter of fiscal 1994 compared to net income for the same period a year ago of $2.7 million or primary earnings per share of $0.66 ($0.51 fully diluted).  For the six months ended March 31, 1994, the Company's net income was $2.4 million or earnings per share of $0.48.  This compared to net income for the same period a year ago of $10.3 million or primary earnings per share of $2.66 ($1.81 fully diluted) which included income of $7.3 million representing the cumulative effect of a change in the method of accounting for income taxes pursuant to the Company's adoption of FAS 109.  Excluding this adjustment, net income for the first six months of fiscal 1993 would have been $3.0 million or primary earnings per share of $0.68 ($0.58 fully diluted).

Total provisions for losses relating to loans and assets classified as investments in real estate decreased to $82,000 and $445,000 for the three and six months ended March 31, 1994 compared to $2.2 million and $6.9 million for the same three and six month periods a year ago.

Total other income was $1.5 million and $4.3 million for the three and six months ended March 31, 1994 compared to $4.4 million and $6.4 million for the comparable three and six month periods a year ago. Net realized and unrealized security transaction losses on mortgage-backed securities and loans were $902,000 and $72,000 for the three and six month periods ended March 31,

1994 compared to net gains of $1.9 million and $1.8 million for the same three and six month periods a year ago.

Total other expenses, exclusive of real estate operations, net, were $10.4 million and $20.2 million for the three and six months ended March 31, 1994 compared to $10.3 million and $20.7 million for the same three and six month periods a year ago.

Real estate operations, net, produced income of $1.4 million and $2.8 million for the three and six months ended March 31, 1994 compared to $2.1 million and

$5.4 million for the same three and six month periods a year ago.

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

Net interest income was $9.2 million and $17.2 million for the three and six months ended March 31, 1994 compared to $9.6 million and $17.9 million for the same three and six month periods a year ago.

Total interest income decreased to $23.9 million and $47.4 million for the three and six months ended March 31, 1994 from $26.1 million and $51.6 million for the same three and six month periods a year ago.  During the current three and six month periods, the Company has experienced lower interest income due to the decline in interest rates on loans originated and mortgage-backed securities purchased during the previous year.

          BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition

                     and Results of Operations



Total interest expense decreased to $14.7 million and $30.1 million for the three and six months ended March 31, 1994 from $16.5 million and $33.7 million during the same three and six month periods a year ago.  The decrease is attributable to the Company's further concentration of replacing higher cost certificates of deposit and FHLB advances with lower cost transaction accounts.  The level of transaction accounts has increased $54 million between

March 31, 1993 and March 31, 1994 from $443 million at March 31, 1993 to

$497 million at March 31, 1994.

The table below indicates the impact that changes in interest rates have had on the Company's interest rate spread and net interest income for the periods indicated.

                                 Net Interest Spread/Income Analysis
                                        (Dollars in thousands)

                             Yield on   Cost     Net Spread     Net
                             Earning     of      During the   Interest
Quarter Ended                Assets     Funds      Period      Income

March 31, 1993............   7.53%      4.68%      2.85%       $ 9,638
June 30, 1993.............   6.89       4.53       2.36          7,826
September 30, 1993........   6.90       4.46       2.44          8,538
December 31, 1993.........   6.76       4.29       2.47          8,068
March 31, 1994............   6.93       4.16       2.77          9,175

The following tables presents net interest income of the Company by its major components:

                                             For the Three Months Ended March 31,
                                               1994                               1993

                                                        Income                             Income
                                  Average    Average      or         Average    Average      or
                                  Balance     Rate      Expense      Balance     Rate      Expense
                                                     (Dollars in thousands)
Interest earning assets:
  Loans and mortgage-
    backed securities (a).....  $1,354,933     6.97%   $ 23,614    $1,357,270     7.59%   $ 25,763
  Investments.................      26,381     4.61         300        29,968     4.82         356

Total interest earning assets.  $1,381,314     6.93%   $ 23,914    $1,387,238     7.53%   $ 26,119


Interest bearing liabilities:
  Deposits....................  $1,220,436     3.88%   $ 11,688    $1,187,630     4.45%   $ 13,038
  Borrowings..................     216,512     5.71       3,051       238,386     5.86       3,443

Total interest bearing
  liabilities.................  $1,436,948     4.16%   $ 14,739    $1,426,016     4.68%   $ 16,481



Interest rate spread..........                 2.77%                              2.85%


Net yield on interest
  earning assets (b)..........                 2.66%                              2.78%



(a)  Includes non-performing loans.
(b)  Annualized net interest income divided by average interest earning assets.

          BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition

                     and Results of Operations






                                                           For the Six Months Ended March 31,
                                               1994                               1993

                                                        Income                             Income
                                  Average    Average      or         Average    Average      or
                                  Balance     Rate      Expense      Balance     Rate      Expense
                                                        (Dollars in thousands)
Interest earning assets:
  Loans and mortgage-
    backed securities (a).....  $1,362,529     6.86%   $ 46,786    $1,332,746     7.60%   $ 50,655
  Investments.................      25,157     4.63         583        44,668     4.06         903

Total interest earning assets.  $1,387,686     6.79%   $ 47,369    $1,377,414     7.49%   $ 51,558


Interest bearing liabilities:
  Deposits....................  $1,199,561     3.93%   $ 23,531    $1,175,762     4.55%   $ 26,690
  Borrowings..................     232,133     5.70       6,595       236,333     5.91       6,970

Total interest bearing
  liabilities.................  $1,431,694     4.22%   $ 30,126    $1,412,095     4.78%   $ 33,660



Interest rate spread..........                 2.57%                              2.71%


Net yield on interest
  earning assets (b)..........                 2.49%                              2.60%



(a)  Includes non-performing loans.
(b)  Annualized net interest income divided by average interest earning assets.


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

                                                         RATE/VOLUME ANALYSIS
                                  Three Months Ended March 31,          Six Months Ended March 31,
                                         1994 vs. 1993                        1994 vs. 1993
                                  Increase (Decrease) Due To            Increase (Decrease) Due To
(In thousands)
                                 RATE       VOLUME        TOTAL         RATE       VOLUME        TOTAL
INTEREST EARNING ASSETS:
Mortgage loans (a)........... $ (2,533)    $    747     $ (1,786)    $ (5,301)    $  2,199     $ (3,102)
Other loans..................      785       (1,148)        (363)       1,158       (1,925)        (767)
  Total loans................   (1,748)        (401)      (2,149)      (4,143)         274       (3,869)
Investments..................      (15)         (41)         (56)         322         (642)        (320)
    Total....................   (1,763)        (442)      (2,205)      (3,821)        (368)      (4,189)

INTEREST BEARING LIABILITIES:

 Transaction accounts........     (959)         669         (290)      (2,111)       1,369         (742)
 Certificates................     (639)        (421)      (1,060)      (1,386)      (1,031)      (2,417)
   Total deposits............   (1,598)         248       (1,350)      (3,497)         338       (3,159)
 FHLB advances...............      480         (452)          28          301         (148)         153
 Other borrowings............     (287)        (133)        (420)        (412)        (116)        (528)
   Total borrowings..........      193         (585)        (392)        (111)        (264)        (375)
     Total...................   (1,405)        (337)      (1,742)      (3,608)          74       (3,534)

NET CHANGE IN NET
INTEREST INCOME.........      $   (358)    $   (105)    $   (463)    $   (213)    $   (442)    $   (655)


(a) Includes non-performing loans and mortgage-backed and related securities.

          BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition

                     and Results of Operations




Results of Operations - Other

Total other income was $1.5 million and $4.3 million for the three and six months ended March 31, 1994 compared to $4.4 million and $6.4 million for the comparable periods a year ago.

Included in total other income during the current quarter were net losses of $482,000 on the sales of $84.7 million of mortgage-backed securities and loans. In addition the Company had an unrealized loss of $420,000 on its trading securities during this quarter. This compares to net gains of $1.9 million on the sales of $90 million of mortgage-backed securities in the quarter ended

March 31, 1993.

Included in total other income for the six months ended March 31, 1994 were net gains of $115,000 on the sales of $170.5 million of mortgage-backed securities and loans as well as a $187,000 unrealized loss on its trading securities portfolio. This compares to a net gain of $1.8 million on the sales of $387.6 million of mortgage-backed securities and loans in the previous year.

Loan servicing fees totaled $281,000 for the three months ended March 31, 1994 compared to $620,000 for the same period a year ago. Included in loan servicing fees are the amortizations of excess servicing fees ("ESF") relating to loans serviced for others and of purchased mortgage servicing rights ("PMSR")

relating to the fees paid to acquire a mortgage loan servicing portfolio.

These amortizations reduced loan servicing fees by $524,000 and $255,000 during the three months ended March 31, 1994 and 1993, respectively.  Also reducing loan servicing fees during the three months ended March 31, 1994 were writedowns of $84,000 on the Bank's ESF and PMSR portfolios.  There was no related writedown during the same three month period a year ago.  These writedowns were necessitated by the accelerated prepayments on the underlying mortgage loans that comprise these portfolios.

For the six months ended March 31, 1994 and 1993 loan servicing fees totaled $245,000 and $759,000, respectively. Included in loan servicing fees during these six month periods are the amortizations of the Bank's ESF and PMSR portfolios of $959,000 and $552,000, respectively.  In addition, writedowns on these portfolios were $584,000 and $500,000, respectively, during these six month periods.  At March 31, 1994 the estimated values of the Bank's ESF and PMSR portfolios which are reported in other assets, were $1.1 million and

$3.2 million, respectively.

Service charges on deposit accounts totaled $1.4 million for each of the three months ended March 31, 1994 and 1993. For the six months ended March 31, 1994 and 1993 these same fees totalled $3.1 million and $2.8 million. The increase in the deposit account fee income is due to the continued emphasis on obtaining transaction accounts rather than higher cost certificate accounts.

The following table summarizes the major components of miscellaneous other income for the periods indicated:


                                           Three Months Ended          Six Months Ended
                                                 March 31,                  March 31,
(In thousands)                               1994       1993            1994       1993
Mortgage loan application fees........     $    114   $    207        $    210   $    275
Income from investment subsidiary
  agency relationship.................          238        221             467        444
Late payment fees.....................          132        132             252        321
Other, net............................          150         10             174         11
  Other income........................     $    634   $    570        $  1,103   $  1,051

          BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition

                     and Results of Operations



Total other expenses, including real estate operations, net, were $9.0 million and $17.3 million for the three and six months ended March 31, 1994 compared to $8.2 million and $15.3 million for the same periods a year ago.

Excluding real estate operations, net, total other expenses were $10.4 million and $20.2 million for the three and six months ended March 31, 1994 compared to $10.3 million and $20.7 million for the same periods a year ago.  The decrease in total other expenses excluding real estate operations, net, during the current six month period is primarily attributable to occupancy and miscellaneous other expenses relating to the operations of five properties in real estate owned subsidiaries that had been sold prior to the current six month periods.

Real estate operations, net, produced income of $1.4 million and $2.8 million for the three and six months ended March 31, 1994 compared to $2.1 million and

$5.4 million for the same three and six month periods a year ago.  Provisions charged to real estate operations were $82,000 and $170,000 for the three and six months ended March 31, 1994 compared to $621,000 and $2.7 million for the same three and six months period a year ago.  However, for the six  months ended March 31, 1993, real estate operations, net, included a $2.7 million gain recognized from the sale of a motel owned by a subsidiary of the Bank.  In addition, income from real estate owned properties decreased by $1.1 million and $2.5 million during the three and six months ended March 31, 1994 compared to the same three and six month periods a year ago.  This was due to the sale of five properties in real estate owned subsidiaries that had been sold prior to fiscal 1994 and the sale of one subsidiary property during the first quarter of fiscal 1994.


The following table summarizes the major components of total other expenses:

                                                 Three Months Ended        Six Months Ended
                                                      March 31,                March 31,
(In thousands)                                     1994       1993          1994       1993
Compensation and benefits....................... $ 4,723    $ 4,467       $ 9,358    $ 8,884
Direct loan origination costs...................    (409)      (364)         (932)      (912)
Real estate owned subsidiaries only.............      70        404           254        843
    Total compensation and benefits.............   4,384      4,507         8,680      8,815

Real estate operations, net.....................    (124)      (123)         (909)      (336)
Provision charged to real estate operations.....      82        621           170      2,662
Gain on sale of real estate owned...............  (1,042)    (1,207)       (1,365)    (4,579)
Real estate owned subsidiaries only.............    (343)    (1,437)         (719)    (3,182)
    Total real estate operations, net...........  (1,427)    (2,146)       (2,823)    (5,435)

Occupancy.......................................   1,600      1,482         3,062      2,836
Real estate owned subsidiaries only.............     272        721           555      1,899
    Total occupancy.............................   1,872      2,203         3,617      4,735

Advertising and promotion.......................     282        243           602        440
Real estate owned subsidiaries only.............      13         18            59         42
    Total advertising and promotion.............     295        261           661        482

Federal insurance premium.......................     946        970         1,924      1,736

Data processing.................................     486        425           912        847

Other expenses..................................   2,237      1,571         4,037      3,199
Real estate owned subsidiaries only.............     313        453           525      1,104
Direct loan origination costs...................     (90)       (82)         (201)      (186)
   Other expenses...............................   2,460      1,942         4,361      4,117
   Total other expenses......................... $ 9,016    $ 8,162       $17,332    $15,297

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

The following table sets forth the Company's classified assets at March 31, 1994, December 31, 1993 and September 30, 1993 pursuant to federal regulations as follows:

(In thousands)
                                      March 31,      December 31,   September 30,
                                        1994            1993            1993
Substandard Loans
Performing
  Commercial real estate..........  $     11,331    $     11,369    $     16,932
  Construction....................         2,693           3,852           3,829
  Commercial......................         2,027           2,061           2,567
  Agricultural....................         5,466           5,822           3,138
    Total performing..............        21,517          23,104          26,466

Non-performing
  Residential.....................         3,242           3,310           3,311
  Commercial real estate..........        15,569          14,503          16,522
  Construction....................         7,251           7,642           7,928
  Commercial......................         2,564           3,429           2,979
  Agricultural....................         4,764           5,029          17,057
  Consumer........................           329             355             399
    Total non-performing..........        33,719          34,268          48,196

Substandard loans.................        55,236          57,372          74,662

Other Substandard Assets

Loans to facilitate...............         9,619           9,637           9,677
Real estate acquired through
  foreclosure.....................        47,885          49,169          44,370
Other repossessed assets..........           170             232             449
  Other substandard assets, net...        57,674          59,038          54,496

  Total substandard assets, net...       112,910         116,410         129,158

Loss
Commercial real estate............            25               -               -
Construction......................         1,924           1,825           1,825
Commercial........................         1,145           1,100           1,384
Agricultural......................         1,650           1,800           4,500
Less specific reserves............        (4,744)         (4,725)         (7,709)

  Assets classified loss, net.....             -               -               -

  Total classified assets, net....  $    112,910    $    116,410    $    129,158


  Percent of total assets.........          7.32%           7.62%           8.33%

          BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition

                     and Results of Operations





Substandard assets decreased $3.5 million during the second quarter of fiscal 1994 to $112.9 million at March 31, 1994. Total non-performing loans and other substandard assets, net, declined by $1.9 million during the current quarter to $91.4 million, net, at March 31, 1994.

The following table summarizes the change in non-performing assets for the three months ended March 31, 1994.

(In thousands)


                                                                          Total
                                Non-         REO &         Other           Non-
                             Performing     Loans to     Repossessed    Performing
                               Loans       Facilitate      Assets         Assets
At December 31, 1993.....    $   34,268    $   58,806    $       232    $   93,306
  Additions..............         5,603           106            100         5,809
  Loans transferred
    to REO...............        (1,940)        1,940              -             -
  Writedowns.............          (283)         (185)           (56)         (524)
  Loans brought current
     or paid in full.....        (3,879)            -              -        (3,879)
  Sold...................             -        (2,742)          (106)       (2,848)
  Other decrease.........           (50)         (421)             -          (471)
At March 31, 1994........    $   33,719    $   57,504    $       170    $   91,393


Special mention loans are those which are current under the terms of their respective loan agreements. However, due to potential credit weaknesses, the loans merit management's close attention. At March 31, 1994, such loans totaled $58.2 million compared to $63.0 million at December 31, 1993 and $55.5 million at September 30, 1993.  The decrease in the current three month period is attributable to the payments on three loans totaling $2.5 million and the downgrade to non-performing of two loans totaling $2.3 million.  Management believes it has identified all potential problem loans at March 31, 1994.

However, included in loans classified substandard and special mention are a total of $79.7 million of performing loans where known information about possible credit problems of borrowers has caused management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in these loans becoming non-performing in subsequent periods.  These same loans totaled $86.1 million at December 31,

1993 and $81.9 million at September 30, 1993. The ultimate resolution of the Bank's substandard and non-performing assets will be highly dependent upon economic conditions in the Bank's primary market area.


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

                                         Three Months Ended         Six Months Ended
(In thousands)                               March 31,                  March 31,
                                          1994       1993           1994       1993
Balance, beginning of period........    $ 22,472   $ 29,522       $ 26,701   $ 28,981
  Provisions charged to operations..           -      1,572            275      4,244
  Recoveries........................         577         63            632        120
  Charge-offs ......................        (814)      (710)        (5,373)    (2,898)
 Balance, end of period.............    $ 22,235   $ 30,447       $ 22,235   $ 30,447

          BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition

                     and Results of Operations




For the quarter ended March 31, 1994, the Bank did not post provisions for loan losses compared to $1.6 million for the same period a year ago.

Provisions for assets classified as investments in real estate totaled $82,000 in the second quarter of fiscal 1994 compared to $621,000 for the same period a year ago.  For the six months ended March 31, 1994 and 1993 provisions for loan losses were $275,000 and $4.2 million, respectively, and provisions for assets classified as investments in real estate were $170,000 and $2.7 million,

respectively.  The decrease in total provisions during the current periods reflects the overall improvement in the Bank's level of classified assets which have decreased 32% from $165.9 million at March 31, 1993 to $112.9 million at March 31, 1994.

Recoveries totaled $577,000 and $632,000 for the three and six months ended March 31, 1994 compared to $63,000 and $120,000 for the same periods a year ago.  The current three and six month periods included a $385,000 court awarded judgement for legal and other expenses incurred by the Bank in a lawsuit regarding the Bank's discontinued builder program.

Charge-offs during the current quarter included $200,000 relating to specific reserves on an agricultural loan transferred to REO which during the period. In addition, $107,000 of specific and general reserves transferred to REO related to loans foreclosed during the current period and $206,000 related to losses on unsecured consumer loans and repossessed assets. During the same three month period a year ago charge-offs included $509,000 related to losses on unsecured consumer loans and repossessed assets.

For the six months ended March 31, 1994 charge-offs included $2.9 million of specific reserves relating to two loans transferred to REO, $556,000 of general and specific reserves related to other loans transferred to REO and $565,000 related to losses on unsecured consumer loans and repossessed assets.  For the same six month period a year ago charge-offs included $1.2 million in specific reserves on five loans transferred to REO and $1.2 million related to losses on unsecured consumer loans and repossessed assets.

Based on its assessment of the Bank's loan and real estate owned portfolios, management believes that the level of allowances and write-downs are adequate to cover potential losses. However, management will continue to monitor the economic environment and assess future stability of the loan and real estate owned portfolios in order to determine the need for additional reserves.

Total allowance for loan losses as a percent of classified assets are shown below for the periods indicated.

Quarter Ended                   Percent

March 31, 1993.................  17.21%
September 30, 1993.............  19.51%
March 31, 1994.................  18.90%

Included in the Company's loan portfolio are various loans identified as non-performing loans (loans that have ceased to accrue interest income) and restructured loans (loans in which concessions, including reduction of interest rates or deferral of interest or principal payments, have been granted to borrowers due to their financial condition). A summary of these types of loans is as follows:

(In thousands)                              March 31,
                                       1994         1993
Non-performing loans...............  $  33,719    $  32,360


Restructured loans.................  $   5,783    $  10,330

          BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition

                     and Results of Operations





The following table summarizes the interest income which would have been recorded under the original terms of non-performing and restructured loans at March 31, 1994 and 1993 and the interest income actually recognized for the periods indicated:

                                         Six Months Ended
(In thousands)                               March 31,
                                        1994         1993
Interest income which would
  have been recorded...............  $   2,258    $   4,087
Interest income recognized.........       (535)        (695)
Interest income foregone...........  $   1,723    $   3,392

At March 31, 1994 there were no outstanding commitments to lend additional funds to borrowers with non-performing or restructured loans.

Asset/Liability Management

The table below sets forth the major balance sheet categories and the dollar amounts which are rate sensitive and are estimated to reprice within the periods specified. The approximate contractual repayment data, adjusted for amortization and anticipated prepayments or, for adjustable rate and floating-rate instruments, repricing date, at March 31, 1994 are reflected below for BancFlorida.  The table does not address the degree to which repricing mechanisms are subject to limitations and thus may not reflect completely the ability of the assets to adjust to changes in market interest rates. The interest rate sensitivity of the Bank's assets and liabilities illustrated in the table would vary if significantly different assumptions were used or if actual experience differs from the prepayment assumptions used.


                                       BancFlorida, a Federal Savings Bank
                                                  GAP Position
                                                 March 31, 1994
                                              (Dollars in thousands)

                    6 Months     7 - 12      1 - 3       3 - 5       5 Years
                     or Less     Months      Years       Years       or More      Total
Loans (a).......   $ 583,164   $ 195,035   $ 295,811   $ 128,668   $ 110,967   $ 1,313,645
Investments.....      18,589       1,081          45           -      16,429        36,144
    Total.......     601,753     196,116     295,856     128,668     127,396     1,349,789

Deposits (b)....     489,628     259,802     310,406     118,919      53,891     1,232,646
Borrowings......      74,112      70,020      60,385         410       2,618       207,545
     Total......     563,740     329,822     370,791     119,329      56,509     1,440,191
Non-cumulative
  gap position..   $  38,013   $(133,706)  $ (74,935)  $   9,339   $  70,887   $   (90,402)


Cumulative
  gap position..   $  38,013   $ (95,693)  $(170,628)  $(161,289)  $ (90,402)  $   (90,402)


Cumulative % to
  total assets..       2.47%      (6.22%)    (11.09%)    (10.48%)     (5.87%)       (5.87%)

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

The Bank's cumulative six-month gap as a percent of total assets was a positive 2.47% at March 31, 1994 compared to a negative 13.35% at September 30, 1993, and the cumulative one year gap was negative 6.22% at March 31, 1994 compared to a negative 14.99% at September 30, 1993.
The movement to a positive six month gap position and the decrease in the negative one year gap position are attributable to a change in the first quarter in the reporting methodology to include mortgage-backed securities designated for trading or available for sale in the first maturity period.

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

Liquidity

Liquidity management encompasses the maintenance of cash or liquid assets (such as assets available for sale and interest bearing deposits) sufficient to fund the normal volume of deposit withdrawals and loan commitments.  The maintaining of an appropriate level of liquid resources to meet not only regulatory requirements but also to provide the funding necessary to meet the Bank's business activities and obligations is an integral element in the successful management of the Bank's assets.

Federal regulations currently require that Savings Association Insurance Fund insured savings banks, such as the Bank, maintain an average daily balance for each calendar month of cash and certain marketable securities which are not committed (as determined by the Office  of Thrift Supervision ("OTS") Director)

of no less than 5% of net withdrawable accounts and borrowings with maturities of one year or less. The liquidity requirement may be changed from time to time by the OTS to any percentage within the range of 4% to 10%.  During March 1994,

the Bank's liquidity ratio was 5.1%.

The primary sources of funds for BancFlorida have been repayments of loans and mortgage-backed securities, sales of loans and securities, customer deposits, and borrowings from the FHLB of Atlanta. The principal uses of funds are the origination of loans and the purchase of mortgage-backed securities. Deposits are priced as a function of funding needs with respect to liquidity, market conditions, alternative borrowings and borrowing rates. For the three and six months ended March 31, 1994, FHLB advances decreased by $7 million and $73 million, respectively, whereas total customer deposits increased by $19.9 million and $78.5 million, respectively.  The mix of deposit accounts, FHLB advances and other borrowings at any given time reflects management's view of the least costly source of funds available to the Bank at that time.

For the three months ended March 31, 1994, proceeds from the sales of loans and mortgage-backed securities totaled $84.7 million compared to $89.6 million for the same three month period a year ago. For the six months ended March 31,

1994 and 1993 proceeds from these same sales totaled $170.5 million and $387.6 million, respectively.  Proceeds from the sales during fiscal 1994 were used to pay off FHLB advances as well as reinvest in mortgage-backed securities totaling $161.9 million. During fiscal 1993, the proceeds from these sales were primarily reinvested in mortgage-backed securities totaling $360.8 million.  At March 31, 1994 and 1993 mortgage-backed securities totaling

$20.8 million and $30.7 million, respectively, qualified for regulatory liquidity. As part of the Bank's interest rate risk management program, mortgage-backed securities are now purchased with shorter average lives than those mortgage-backed securities historically held by the Bank. In addition these securities have relatively higher anticipated prepayment rates. While there has been some decrease in yield on these securities, the cash flows received from the securities provide a significant funding source for lending opportunities as well as protecting against the potential risk of rising rates by shortening the overall average life of the portfolio.

Loan originations and mortgage-backed securities purchases totaled $198 million for the three months ended March 31, 1994 compared to $393 million for the same three month period a year ago.

          BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition

                     and Results of Operations





Capital Resources

The Bank is required to satisfy three separate capital standards under currently applicable OTS regulations. The following table shows the capital amounts and ratios of BancFlorida as compared to OTS requirements at March 31, 1994.

                                                              Current Minimum
(In thousands)                         Actual Capital           Requirement
                                                As a % of             As a % of
                                               Applicable             Applicable  Excess
                                    Amount       Assets      Amount    Assets     Capital
Capital per BancFlorida
  financial statements..........   $ 87,118
Adjustments for tangible and
 core capital:
  Goodwill......................     (2,411)
  Investments in and advances
    to non-permissible
    subsidiaries................     (1,140)
  Non-qualifying purchased
    mortgage servicing rights...       (288)
Total tangible capital..........     83,279         5.41%    $23,071      1.50%     $60,208
  Supervisory goodwill (a)......      2,179
Total core capital..............     85,458         5.56%    $46,141      3.00%     $39,317
Adjustments for risk-based
  capital:
  Allowance for general loan
    losses......................     11,080
  Subordinated debt.............      2,247
  Equity risk investments
    required to be deducted.....       (859)
Total risk-based capital........   $ 97,926        11.13%    $70,402      8.00%     $27,525

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

and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%.  The regulation also permits the OTS to determine that a savings institution should be classified in a lower category based on other information, such as the institution's examination report, after written notice. In December 1993,

the Bank received notification from the Federal Deposit Insurance
Corporation that it is currently classified as well-capitalized based on its capital ratios at September 30, 1993.

          BANCFLORIDA FINANCIAL CORPORATION AND SUBSIDIARIES

     Management's Discussion and Analysis of Financial Condition

                     and Results of Operations


At March 31, 1994, the Bank's total risk-based capital, Tier 1 risk-based capital, and leverage ratios were 11.13%, 9.71%, and 5.56%, respectively,

which continued to exceeded the well-capitalized criteria; however, a Written

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

July 1, 1994.  Under the rule, IRR is measured as the ratio of the greater of the increase or decline in net portfolio value resulting from a 200 basis point increase or decrease in market interest rates to the estimated economic value of assets, as calculated by an OTS model. A savings institution whose measured IRR exceeds 2% must deduct from total capital an IRR component equal to one-half of the difference between its measured IRR and 2%, multiplied by the estimated economic value of its total assets. Based upon financial data as of March 31, 1994, compliance with the new IRR measure will not have a material impact on the Bank's risk-based capital position.

FDICIA amended the threshold ratio for the qualified thrift lender ("QTL") test from 70% to 65% as measured on a monthly average basis in nine out of every 12 months. In order to maintain its QTL status the Bank expects to hold in portfolio existing qualifying loans and mortgage-backed securities, except those designated as available for sale.  The Bank expects to rely on loan repayments as well as deposits for any loan funding needs.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

  a) The Company held its Annual Meeting of Stockholders on February 18, 1994. Represented at the meeting were 4,241,231 shares or 89.6% of total common and cumulative convertible preferred stock outstanding.

  b)  No response required in accordance with instruction 3 to Item 4.

  c)  The following matters were voted on at the meeting:

       (i)  Election of two directors for three-year terms.

                                                           WITHHOLD
                 NOMINEES                  FOR              AUTHORITY
            Gerard A. McHale, Jr         4,210,566              30,665
            Dale A. Myer                 4,214,606              26,625


      (ii) Ratification of the appointment of KPMG Peat Marwick as independent auditors.

            FOR:  4,165,832         AGAINST: 34,876        ABSTAIN:  39,814

Item 5.  Other Information

      On April 22, 1994 the Company announced that it had scheduled a special meeting of stockholders for June 10, 1994 at 9:00 a.m. at the Company's headquarters in Naples, Florida. The record date for such meeting is May 2, 1994.

      This meeting is being called to vote on a proposal to approve the Agreement and Plan of Mergers dated as of January 17, 1994 pursuant to which BancFlorida Financial Corporation will merge with and into First Union Corporation of Florida and BancFlorida, a Federal Savings Bank will merge with and into First Union National Bank of Florida.

Item 6.  Exhibits and Reports on Form 8-K

  a)  Exhibit No. 10. Material Contracts

       (i) Agreement Regarding Change in Control between the Company and Rudolf P. Guenzel dated as of November 8, 1993.

      (ii)   Agreement Regarding Change in Control between the Company and
             J. Michael Holmes dated as of November 8, 1993.

     (iii) Agreement Regarding Change in Control between the Company and John A. Abbott dated as of November 8, 1993.

      (iv) Agreement Regarding Change in Control between the Company and Dennis Reed dated as of November 8, 1993.

       (v)   Agreement Regarding Change in Control between the Company and
             W. Terrell Upson dated as of November 8, 1993.

      (vi) Agreement Regarding Change in Control between the Company and William W. Flader dated as of November 8, 1993.

  b) During the quarter ended March 31, 1994, the Company filed one Form 8-K. The Form 8-K dated January 17, 1994, in response to Item 5, announced the Agreement and Plan of Mergers among the Company, the Bank, First Union Corporation, First Union Corporation of Florida and First Union
      National Bank of Florida.
                                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BANCFLORIDA FINANCIAL CORPORATION

Registrant


DATE:  May 13, 1994                 By:  /s/ Rudolf P. Guenzel
                                         Rudolf P. Guenzel,
                                         President and Chief Executive
                                         Officer


DATE:  May 13, 1994                 By:  /s/ J. Michael Holmes
                                         J. Michael Holmes,
                                         Secretary and Treasurer